Form 10-K
period 2022-12-31
SILVERspac Inc.
filed 2023-03-28
CIK 1842644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the Registrant’s Class A shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $242,750,000.

As of March 27, 2023, there were 25,000,000 of the Registrant’s Class A ordinary shares and 6,250,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SILVERspac INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

We are a blank check company incorporated on January 21, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 21, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

If we are unable to complete a Business Combination on or prior to September 14, 2023 (24 months from the closing of the Initial Public Offering) (the “Combination Period”) or during any extended time that we have to consummate a Business Combination beyond 24 months as a result of a shareholder vote to amend our memorandum and articles of association (an “Extension Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Human Capital

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

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

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

Unlike some other blank check companies in which the initial shareholders agree to vote their Founder Shares (as defined herein) in accordance with the majority of the votes cast by the public shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any public shares held by them in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ Founder Shares, we would need 9,375,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,562,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 25,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public shareholders. In addition, in the event that our Anchor Investors (as defined below) hold all of the Units that they purchased in the Initial Public Offering until prior to consummation of the initial Business Combination and vote their public shares in favor of the initial Business Combination, no affirmative votes from other public shareholders would be required to approve the initial Business Combination. However, our Anchor Investors are not obligated to continue owning any public shares following the closing of the Initial Public Offering and are not obligated to vote any public shares in favor of the initial Business Combination.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination by September 14, 2023 (24 months from the closing of the Initial Public Offering). Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination by September 14, 2023 (24 months from the closing of the Initial Public Offering). We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein, including as a result of international hostilities, terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as international hostilities, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

The COVID-19 outbreak has adversely affected, and other events (such as international hostilities, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as international hostilities, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

If we have not completed our initial Business Combination by September 14, 2023 (24 months from the closing of the Initial Public Offering) or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our Private Placement Warrants or warrants issued in connection with working capital loans are registered for resale.

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

We may engage one or more of the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. This financial incentive may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage one or more of the underwriters from our Initial Public Offering or their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or any of their affiliates’ financial interests are tied to the consummation of a Business Combination may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

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

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations or prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our Company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2022, there were 154,812,500 and 13,750,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results. Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands.

Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the board of directors, the place of residence of the individual members of the board of directors and the location(s) in which the board of directors makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

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

The Founder Shares are identical to the ordinary shares included in the Units except that: (1) prior to our initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors and holders of a majority of our Founder Shares may remove a member of our board of directors for any reason; (2) the Founder Shares are subject to certain transfer restrictions; (3) our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any Founder Shares and public shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by September 14, 2023 (24 months from the closing of the Initial Public Offering) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within by September 14, 2023 (24 months from the closing of the Initial Public Offering) or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the Founder Shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the Founder Shares are entitled to registration rights. If we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any public shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination.

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

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our shares of common stock at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $7,025,000, comprised of the $25,000 purchase price for the Founder Shares and the $7,000,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 6,250,000 Founder Shares would have an aggregate implied value of $62,500,000. Even if the trading price of our shares of common stock were as low as approximately $1.12 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Stockholders paid for their Public Shares.

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

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

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

Our initial shareholders own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, holders of the Founder Shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if

●	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and

●	the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share,

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

We have issued warrants to purchase 8,333,333 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and, simultaneously with the closing of the Initial Public Offering we issued in the private placement an aggregate of 4,666,667 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders currently hold 6,250,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $2,000,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business. As of December 31, 2022, there was $24,000 outstanding in working capital loans.

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

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If we effect our initial Business Combination with a company with operations or opportunities in Israel or elsewhere outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

●	rates of inflation, price instability and interest rate fluctuations;

●	liquidity of domestic capital and lending markets;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	energy shortages;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

●	deterioration of political relations with the United States;

●	obligation of personnel to perform military service; and

●	government appropriation of assets.

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

Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.

Our letter agreements with our initial shareholders, officers and directors contain provisions relating to, among other things, restrictions on transfer of our Founder Shares and Private Placement Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreements would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by September 14, 2023 (24 months from the closing of the Initial Public Offering) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our public shares if we have not completed an initial Business Combination by September 14, 2023 (24 months from the closing of the Initial Public Offering), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public shareholders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

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

Our management’s ability to require holders of our Public Warrants to exercise such Public Warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the Public Warrants than they would have received had they been able to exercise their Public Warrants for cash.

If we call our Public Warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our Sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its warrant for cash. This will have the effect of reducing the potential ‘upside’ of the holder’s investment in our Company.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

We have issued 8,333,333 warrants as part of the Units offered by the prospectus related to the Initial Public Offering and, we have issued in a private placement, 4,666,667 Private Placement Warrants. In our condensed consolidated balance sheet as of December 31, 2022 contained elsewhere in this Annual Report, we account for both the warrants underlying the Units and the Private Placement Warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

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

Information regarding performance by our management team and their respective affiliates, including Silverstein Properties and Silvertech Ventures, is presented for informational purposes only. Not all of the companies in which our team has invested have achieved the same level of value creation. The past performance by any member or members of our management team and their respective affiliates, including Silverstein Properties and Silvertech Ventures, is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of any member or members of our management team or their respective affiliates, including Silverstein Properties, Silvertech Ventures or any of the foregoing’s related investment’s performance as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2021, our taxable year ended December 31, 2022, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2021, our taxable year ended December 31, 2022, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

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

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

We previously identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. We may face litigation as a result.

Management previously identified a material weakness in our internal control over financial reporting. The material weakness related to properly recording and accruing expenses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Although we intend to implement a plan to remediate this material weakness, we cannot be certain of the success of the plan. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our disclosure controls and procedures or internal control over financial reporting are discovered or occur in the future, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the U.S. Securities and Exchange Commission.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we have $928 in cash and a working capital deficit of $807,238. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

As of March 27, 2023, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately two holders of record of our redeemable warrants.

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

Use of Proceeds

On September 14, 2021, we consummated our Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250,000,000. Goldman Sachs& Co., LLC and Citigroup Global Markets Inc. acted as joint book-running managers. We granted the underwriters a 45-day option to purchase up to an additional 3,750,000 units at the Initial Public Offering price to cover over-allotments, if any. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253161). The SEC declared the registration statements effective on September 10, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 21, 2021 (inception) through December 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $9,196,414, which consists of the change in fair value of warrant liabilities of $6,640,400 and interest earned on marketable securities held in the Trust Account of $3,538,660, offset by formation and operating costs of $982,646.

For the period from January 21, 2021 (inception) through December 31, 2021, we had a net income of $970,388, which consists of the change in fair value of warrant liabilities of $2,340,000 and interest earned on marketable securities held in the Trust Account of $5,680, offset by formation and operating costs of $553,177 and transaction costs associated with the Initial Public Offering of $822,115.

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

For the year ended December 31, 2022, net cash used in operating activities was $425,282. Net income of $9,196,414 was affected by change in fair value of warrant liabilities of $6,640,4000 and interest earned on marketable securities held in the Trust Account of $3,538,660. Changes in operating assets and liabilities provided $557,364 of cash from operating activities.

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

As of December 31, 2022, we had marketable securities held in the Trust Account of $253,544,340 (including $3,544,340 of interest income) consisting of money market funds which are invested in U.S. Treasury Securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $928. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes, if any, to the extent the interest earned on the Trust Account is not sufficient to pay any applicable taxes.

On November 8, 2022, the Company issued a promissory note to the Sponsor in an aggregate amount of $250,000 (the “Working Capital Promissory Note”). The Working Capital Promissory Note is non-interest bearing and is due and payable in full in cash on the earlier of (i) the date by which we must complete a Business Combination and (ii) the effective date of a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, the Company has until September 14, 2023, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Silverstein Properties a total of up to $12,000 per year for office space. As of December 31, 2022, we have not made any payments to Silverstein Properties pursuant to the Amended Office Space and Indemnification Agreement. The Amended Office Space and Indemnification Agreement will terminate upon the earlier of our consummation of a Business Combination or our liquidation. As of December 31, 2022 and 2021, there were $16,000 and $40,000 included in accrued expenses in the accompanying balance sheets.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In connection with the closing of the Initial Public Offering, the Company became obligated to pay its attorneys a deferred legal fee of $681,933 upon consummation of a Business Combination, of which such amount is included in accrued expenses in the accompanying balance sheet at December 31, 2022 and 2021. The deferred fee will be forfeited by the attorneys in the event that the Company fails to complete a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Annual Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective, due to a material weakness in our internal control related to properly recording and accruing expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over our accrual process. Specifically, we intend to work closely with all our advisors to ensure balances being recorded at each period end represent the accurate amounts the Company owes.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Tal Kerret	52	Chief Financial Officer, Chairman and Director
Charles Federman	66	Chief Executive Officer and Director
David Z. Hirsh	60	Director
Bonnie Kintzer	61	Director
Dana Roffman	56	Director
David Sable	69	Director
Hagi Schwartz	61	Director

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

David Z. Hirsh has served as a Director since September 2021. Mr. Hirsh has served as the Vice Chairman at Sterling Investors, a real estate investment firm, since January 2022. Prior to that, he served as Senior Advisor at Sterling Investors from April 2020 to December 2021. Mr. Hirsh previously spent approximately sixteen years, from 2002 to 2018, working in the Real Estate Asset Management Group at Blackstone Inc. until his retirement in January 2018. During his tenure at Blackstone, Mr. Hirsh’s most significant responsibilities included day-to-day oversight and strategic management of Equity Office Properties from 2009 to 2018, IndCor Industrial Properties from 2013 to 2015, LXR Hotels and Resorts portfolio from 2004 to 2010 and several investments in the retail and senior housing sectors. Prior to joining Blackstone, Mr. Hirsh worked at Citigroup Inc. for approximately fifteen years, including six years in real estate asset management, where he led the hotel group, and five years in corporate finance specializing in corporate real estate and project lending. Mr. Hirsh is involved in several philanthropic efforts including the THANC Foundation and CaringKind. He is also an Adjunct Professor and Vice Chair of the Advisory Board at the New York University Schack Institute of Real Estate, a Trustee of the Madison Square Park Conservancy and a Trustee at Pace University. Mr. Hirsh holds a Bachelor of Business Administration from Pace University and a Master of Science in Real Estate Development and Investment from New York University.

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

Dana Roffman has served as a Director since September 2021. Ms. Roffman has served as a non-executive director of Savills plc, a global real estate services provider listed on the London Stock Exchange, since November 2019, and as a non-executive director of Cohen & Steers Income Opportunities REIT, Inc. since December 2022. She was most recently a partner and founding member of the Real Estate Private Equity group at Angelo Gordon, a privately held alternative investment firm. During her 25 year tenure, ending in December 2019, she served as a manager and leader of investment teams across all major U.S. markets, and served as a Member of the Investment Committees for the firm’s U.S. Opportunistic, Core Plus and Value Real Estate Funds. She spent her early career in real estate valuation and advisory at Arthur Andersen LLP in Washington, DC. Ms. Roffman also serves on the Advisory Boards of NYU Schack Institute of Real Estate and Covercy, an investor management and banking platform for commercial real estate investment firms. Ms. Roffman holds a Bachelor of Arts degree from Duke University and a Master of Business Administration from NYU Stern School of Business.

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

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including Silverstein Properties and/or Silvertech Ventures. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see chart below.

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial Business Combination by September 14, 2023 (24 months from the closing of the Initial Public Offering) or during any Extension Period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Individual	Entity	Entity’s Business	Affiliation
Tal Kerret	Silverstein Properties, LLC(1)	Real Estate	President and Chairman
	Silvertech Ventures LLC	Venture Capital	Managing Manager
	Silvertech Ventures Fund I LP	Venture Capital	Member of the General Partner and a Limited Partner
	Fundrise, LLC	Real Estate/Software	Director
Charles Federman	Silvertech Ventures II LLC	Venture Capital	Managing Member
	Silvertech Ventures Fund I LP	Venture Capital	Member of the General Partner and a Limited Partner
	Cinch Technologies, Inc.	Commerce/Software	Board Observer
	Igentify Ltd	Healthcare/Software	Director
	Semperis, Inc.	Computer Software	Director
	SQream Technologies Ltd.	Computer Software	Director
	Alpha Partners Management LLC	Venture Capital	Advisory Board Member
Bonnie Kintzer	Trusted Media Brands, Inc.	Publishing/Marketing	President, Chief Executive Officer and Director
	Thryv Holdings, Inc.	SaaS/Yellow Pages	Director and Compensation Committee Chair
	Union Savings Bank	Mutual Bank	Director and Member of the Compensation, Audit and Trust Committees
David Z. Hirsh	RXR Real Estate Technology Innovation Fund LP	PropTech	Advisory Board Member
	Sterling Investors, LP	Real Estate	Vice Chairman
Dana Roffman	Savills plc	Real Estate	Director and Member of the Remuneration and Nomination & Governance Committees
	Covercy	FinTech/Real Estate	Member of the Advisory Board
	Cohen & Steers Income Opportunities REIT, Inc.	Real Estate	Director and Member of the Audit Committee, Nominating and Corporate Governance Committee and Affiliated Transactions Committee (Chair)
David Sable	Ethan Allen Interiors Inc.	Retail	Director and Member of the Compensation and Corporate Governance, Nominations and Sustainability Committees
	American Eagle Outfitters Inc.	Retail	Director and Member of the Compensation, Audit and Nominating Committees
	DoAble LLC	Marketing/Consulting	Founder and Partner
Hagi Schwartz	Mimecast Limited	Software	Director and Audit Committee Chair
	Montara Inc.	Software	Director
	Yoobic Limited	Software	Director
	Optibus Limited	Software	Director
	TytoCare Limited	Medical Devices	Director
	Laminar Inc.	Software	Director
	Sightfull Inc.	Software	Director
	Insight Partners	Venture Capital	Managing Director

(1)	Includes certain other affiliates and portfolio companies of Silverstein Properties.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 27, 2023 regarding the beneficial ownership of our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 27, 2023.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner(2)
SILVERspac Sponsor LLC (our Sponsor)(3)	—	—	6,125,000	19.6%
Tal Kerret(3)	—	—	6,125,000	19.6%
Charles Federman(3)	—	—	6,125,000	19.6%
David Z. Hirsh	—	—	25,000	*
Bonnie Kintzer	—	—	25,000	*
Dana Roffman	—	—	25,000	*
David Sable	—	—	25,000	*
Hagi Schwartz	—	—	25,000	*
All directors and officers as a group (seven individuals)	—	—	6,250,000	20.0%
D.E. Shaw Valence Portfolios, L.L.C.(4)	1,815,000	7.30%	—	—
Polar Asset Management Partners Inc.(5)	2,475,000	9.90%	—	—
Linden Capital L.P.(6)	2,135,000	8.50%	—	—
Radcliffe Capital Management, L.P.(7)	2,071,833	8.29%	—	—

*	Less than one percent.

(1)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-253161).

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is 7 World Trade Center, 10th Floor, 250 Greenwich Street, New York, New York 10007.

(3)	SILVERspac Sponsor LLC, our Sponsor, is the record holder of the Class B ordinary shares reported herein. Certain members of our management team, including each of our officers, are direct and/or indirect members of our Sponsor. Messrs. Kerret and Federman may be deemed to beneficially own shares held by our Sponsor by virtue of their shared control over our Sponsor. Other than Messrs. Kerret and Federman, no member of our Sponsor exercises voting or dispositive control over any of the shares held by our Sponsor. Each of Messrs. Kerret and Federman disclaims beneficial ownership of our ordinary shares held by our Sponsor. The business address of these reporting persons is 7 World Trade Center, 10th Floor, 250 Greenwich Street, New York, NY 10007.

(4)	According to Schedule 13G/A filed with the SEC on February 14, 2023, D.E. Shaw Valence Portfolios, L.L.C.; D.E. Shaw & Co., L.L.C.; D.E. Shaw & Co., L.P.; and Mr. David E. Shaw share voting and dispositive power over the Class A ordinary shares reported herein. The business address of the reporting persons is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(5)	According to a Schedule 13G filed with the SEC on February 11, 2022, Polar Asset Management Partners Inc. has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)	According to a Schedule 13G/A filed with the SEC on February 3, 2023, Linden Capital L.P.; Linden GP LLC; Linden Advisors LP; and Mr. Siu Min Wong share voting and dispositive power over the Class A ordinary shares reported herein. As reported in Schedule 13G filed with the SEC on September 20, 2021, the principal business address for Linden Capital L.P. is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda and the principal business address for each of Linden Advisors LP, Linden GP LLC and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(7)	According to a Schedule 13G/A filed with the SEC on February 14, 2023, Radcliffe Capital Management, L.P.; RGC Management Company, LLC; Mr. Steven B. Katznelson; Mr. Christopher Hinkel; Radcliffe SPAC Master Fund, L.P.; and Radcliffe SPAC GP, LLC share voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On January 21, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 7,187,500 Class B ordinary shares (the “Founder Shares”). In February 2021 and July 2021 (with respect to Ms. Roffman), our Sponsor transferred 25,000 Founder Shares to each of David Z. Hirsh, Bonnie Kintzer, Dana Roffman, David Sable and Hagi Schwartz, our independent director, at their original per-share purchase price. The Founder Shares included an aggregate of up to 937,500 shares which were subject to forfeiture depending on the extent that the underwriters’ over-allotment option was exercised, if at all. On October 25, 2021, upon the expiration of the 45-day period and the underwriters not exercising the over-allotment option, 937,500 Founder Shares were forfeited by the Sponsor in order for the number of Founder Shares to collectively represent 20% of our issued and outstanding shares upon the completion of the Initial Public Offering.

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

The allocation of the Founder Shares to the director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. We have hired a valuation firm to assess using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 100,000 shares granted to our director in February 2021 was $252,000 or $2.52 per share. The fair value of the 25,000 shares granted in July 2021 was $77,500 or $3.10 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of December 31, 2022, we determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Related Party Loans

Promissory Note

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

Working Capital Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Except as described below, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans.

If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid in cash upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On November 8, 2022, the Company issued a promissory note to the Sponsor in an aggregate amount of $250,000 (the “Working Capital Promissory Note”). The Working Capital Promissory Note is non-interest bearing and is due and payable in full in cash (and is not convertible in warrants) on the earlier of (i) the date by which we have to complete a Business Combination and (ii) the effective date of a Business Combination.

As of December 31, 2021, there were no Working Capital Loans outstanding. As of December 31, 2022, there was $24,000 outstanding of Working Capital Loans under the Working Capital Promissory Note.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021 totaled $90,125 and $125,145. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021.

Tax Fees. The aggregate fees billed by Marcum for tax planning and tax advice for the year ended December 31, 2022, and the period from January 21, 2021 (inception) through December 31, 2021 totaled $11,330 and $0.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(3) Financial Statement Schedules

None.

(3) Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated September 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Specimen Unit Certificate.
4.3(3)	Specimen Class A Ordinary Share Certificate.
4.4	Specimen Warrant Certificate (included in Exhibit 4.1).
4.5(4)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated September 9, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated September 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated September 9, 2021, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Office Space and Indemnification Agreement, dated September 9, 2021, between the Company, the Sponsor and Silverstein Properties LLC.
10.5(4)	Amendment to Office Space and Indemnification Agreement, dated March 21, 2022, between the Company, the Sponsor and Silverstein Properties LLC.
10.6(1)	Sponsor Warrants Purchase Agreement, dated September 9, 2021, between the Company and the Sponsor.
10.7(5)	Promissory Note, dated as of November 8, 2022, issued to SILVERspac Sponsor LLC.
10.7(1)	Indemnity Agreement, dated September 9, 2021, between the Company and Charles Federman.
10.8(1)	Indemnity Agreement, dated September 9, 2021, between the Company and Tal Kerret.
10.9(1)	Indemnity Agreement, dated September 9, 2021, between the Company and David Z. Hirsh.
10.10(1)	Indemnity Agreement, dated September 9, 2021, between the Company and Bonnie Kintzer.
10.11(1)	Indemnity Agreement, dated September 9, 2021, between the Company and Dana Roffman.
10.12(1)	Indemnity Agreement, dated September 9, 2021, between the Company and David Sable.
10.13(1)	Indemnity Agreement, dated September 9, 2021, between the Company and Hagi Schwartz.
14.1(4)	Code of Ethics and Business Conduct of the Company.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to Amendment No. 4 to the Form S-1 Registration Statement filed on August 23, 2021 and incorporated by reference herein.

(3)	Previously filed as an exhibit to Amendment No. 1 to the Form S-1 Registration Statement filed on March 12, 2021 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 22, 2022 and incorporated by reference herein.

(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2022 and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERspac Inc.

Date: March 28, 2023	/s/ Charles Federman
Charles Federman
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 28, 2023	/s/ Tal Kerret
Tal Kerret
Chairman and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 28, 2023 and in the capacities indicated.

/s/ Charles Federman
Name:	Charles Federman
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Tal Kerret
Name:	Tal Kerret
Title:	Chairman and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ David Z. Hirsh
Name:	David Z. Hirsh
Title:	Director

/s/ Bonnie Kintzer
Name:	Bonnie Kintzer
Title:	Director

/s/ Dana Roffman
Name:	Dana Roffman
Title:	Director

/s/ David Sable
Name:	David Sable
Title:	Director

/s/ Hagi Schwartz
Name:	Hagi Schwartz
Title:	Director

SILVERSPAC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SILVERspac Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SILVERspac Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY

March 28, 2023

SILVERSPAC INC.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$928	$407,210
Prepaid expenses	298,088	430,754
Total current assets	299,016	837,964

Prepaid expenses – long-term	—	276,720
Marketable securities held in Trust Account	253,544,340	250,005,680
TOTAL ASSETS	$253,843,356	$251,120,364

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$399,909	$287,931
Accrued offering costs	682,345	687,345
Promissory note – related party	24,000	—
Total current liabilities	1,106,254	975,276

Warrant liabilities	2,199,600	8,840,000
Deferred underwriting fee payable	8,750,000	8,750,000
TOTAL LIABILITIES	12,055,854	18,565,276

Commitments and contingencies

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 25,000,000 shares issued and outstanding subject to possible redemption at redemption value at December 31, 2022 and 2021	253,544,340	250,005,680

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding at December 31, 2022 and 2021	625	625
Accumulated deficit	(11,757,463)	(17,451,217)
TOTAL SHAREHOLDERS’ DEFICIT	(11,756,838)	(17,450,592)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$253,843,356	$251,120,364

The accompanying notes are an integral part of the financial statements.

SILVERSPAC INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from January 21, 2021 (inception) through December 31,
	2022	2021

Formation and operating costs	$982,646	$553,177
Loss from operations	(982,646)	(553,177)

Other income (expense):
Change in fair value of warrant liabilities	6,640,400	2,340,000
Transaction costs associated with the Initial Public Offering	—	(822,115)
Interest earned on marketable securities held in Trust Account	3,538,660	5,680
Other income, net	10,179,060	1,523,565

Net income	$9,196,414	$970,388

Basic and diluted weighted average shares outstanding, Class A ordinary shares	25,000,000	7,848,837

Basic and diluted net income per share, Class A ordinary shares	$0.29	$0.07

Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,250,000	6,250,000

Basic and diluted net income per share, Class B ordinary shares	$0.29	$0.07

The accompanying notes are an integral part of the financial statements.

SILVERSPAC INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 21, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	7,187,500	719	24,281	—	25,000

Cash paid in excess of fair value Private Placement Warrants	—	—	3,045,292	—	3,045,292

Forfeiture of Founder Shares	(937,500)	(94)	94	—	—

Re-measurement for Class A ordinary shares to redemption amount	—	—	(3,069,667)	(18,421,605)	(21,491,272)

Net income	—	—	—	970,388	970,388

Balance – December 31, 2021	6,250,000	625	—	(17,451,217)	(17,450,592)

Office space fees forfeited by sponsor	—	—	—	36,000	36,000

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	(3,538,660)	(3,538,660)

Net income	—	—	—	9,196,414	9,196,414

Balance – December 31, 2022	6,250,000	$625	$—	$(11,757,463)	$(11,756,838)

The accompanying notes are an integral part of the financial statements.

SILVERSPAC INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the period from January 21, 2021 (Inception) through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,196,414	$970,388
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for the issuance of Founder Shares	—	5,000
Change in fair value of warrant liabilities	(6,640,400)	(2,340,000)
Interest earned on marketable securities held in Trust Account	(3,538,660)	(5,680)
Transaction costs associated with the Initial Public Offering		822,115
Changes in operating assets and liabilities:
Prepaid expenses	409,386	(707,474)
Accounts payable	147,978	287,931
Net cash used in operating activities	(425,282)	(967,720)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(250,000,000)
Net cash used in in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Proceeds from promissory note – related party	24,000	258,731
Repayment of promissory note – related party	—	(258,731)
Payment of offering costs	(5,000)	(625,070)
Net cash provided by financing activities	19,000	251,374,930

Net Change in Cash	(406,282)	407,210
Cash – Beginning of period	407,210	—
Cash – End of period	$928	$407,210

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$687,345
Offering costs paid by Sponsor in exchange for the issuance of Founder Shares	$—	$20,000
Re-measurement of Class A ordinary shares subject to possible redemption	$3,538,660	$21,491,272
Deferred underwriting fee payable	$—	$8,750,000
Forfeiture of founder shares	$—	$(94)
Office space fees forfeited by sponsor	$36,000	$—

The accompanying notes are an integral part of the financial statements.

SILVERSPAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through December 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $928 in its operating bank accounts, $253,544,340 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $807,238. As of December 31, 2022, $3,544,340 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations and dissolution expenses of up to $100,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), the Company has until September 14, 2023, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2023.

SILVERSPAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

SILVERSPAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(7,166,666)
Class A ordinary shares issuance costs	(14,318,926)
Plus:
Remeasurement of carrying value to redemption value	21,491,272
Class A ordinary shares subject to possible redemption, December 31, 2021	250,005,680
Plus:
Remeasurement of carrying value to redemption value	3,538,660
Class A ordinary shares subject to possible redemption, December 31, 2022	$253,544,340

SILVERSPAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operation. Offering costs associated with the Public Shares were charged to accumulated deficit, due to a lack of balance in additional paid in capital, upon the completion of the Initial Public Offering. Offering costs amounted to $15,082,415, of which $14,260,300 were charged to shareholders’ deficit upon the completion of the Initial Public Offering and $822,115 were expensed to the statement of operations.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,000,000 Class A ordinary shares in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

SILVERSPAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the Period from January 21, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$7,357,131	$1,839,283	$540,216	$430,172
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	7,848,837	6,250,000
Basic and diluted net income per ordinary share	$0.29	$0.29	$0.07	$0.07

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

SILVERSPAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

The allocation of the Founder Shares to the director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 100,000 shares granted to the Company’s director nominees in February 2021 was $252,000 or $2.52 per share. The fair value of the 25,000 shares granted in July 2021 was $77,500 or $3.10 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

SILVERSPAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

On March 21, 2022, the Company entered into an amendment to the office space and indemnification agreement (as amended, the “Amended Office Space and Indemnification Agreement”) pursuant to which Silverstein Properties waived any prior payments that were previously owed under the original agreement and agreed to decrease the total annual fee we would pay Silverstein Properties for office space from $120,000 to $12,000 per year, effective from September 9, 2021. As a result of the Amended Office Space and Indemnification agreement, the Company recorded a contribution to additional paid in capital of $36,000. For the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021, the Company incurred $12,000 and $40,000 in fees for these services, respectively. As of December 31, 2022 and 2021, there were $16,000 and $40,000 included in accrued expenses in the accompanying balance sheets.

Related Party Loans

Promissory Note

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

Working Capital Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Except as described below, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans.

If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid in cash upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On November 8, 2022, the Company issued a promissory note to the Sponsor in an aggregate amount of $250,000 (the “Working Capital Promissory Note”). The Working Capital Promissory Note is non-interest bearing and is due and payable in full in cash (and is not convertible in warrants) on the earlier of (i) the date by which we have to complete a Business Combination and (ii) the effective date of a Business Combination.

As of December 31, 2021, there were no Working Capital Loans outstanding. As of December 31, 2022, there was $24,000 outstanding of Working Capital Loans under the Working Capital Promissory Note.

Consulting

For the year ended December 31, 2022 and for the period January 21, 2021 (inception) through December 31, 2021, an affiliate of the Sponsor was paid $90,000 and $0 for consulting services, respectively.

SILVERSPAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Deferred Legal Fee

In connection with the closing of the Initial Public Offering, the Company became obligated to pay its attorneys a deferred legal fee of $681,933 upon consummation of a Business Combination. Accordingly, the Company recorded $681,933 as accrued offering costs in the accompanying balance sheets. The deferred fee will be forfeited by the attorneys in the event that the Company fails to complete a Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 25,000,000 Class A ordinary shares issued and outstanding, including 25,000,000 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity.

SILVERSPAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 6,250,000 Class B ordinary shares issued and outstanding. On October 25, 2021, upon the expiration of the 45-day period and the underwriters not exercising the over-allotment option, 937,500 Class B ordinary shares were forfeited by the Sponsor in order for the number of Founder Shares to collectively represent equal 20% of the Company’s issued and outstanding ordinary shares upon the completion of the Initial Public Offering.

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

NOTE 8. WARRANT LIABILITIES

At December 31, 2022 and 2021, there are 8,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SILVERSPAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

SILVERSPAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

As of December 31, 2022 and 2021, there are 4,666,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$253,544,340	1	$250,005,680

Liabilities:
Warrant liability – Public Warrants	1	$1,410,000	1	$5,666,666
Warrant liability – Private Placement Warrants	2	$789,600	2	$3,173,334

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

For periods subsequent to the detachment of the Public Warrants from the Units on November 1, 2021, the closing price of the Public Warrants will be used as the fair value as of each relevant date. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market. For December 31, 2022 and 2021, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1, 2, and 3 for the year ended December 31, 2022 and 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 17, 2023, the Company drew an additional $103,951 on the Working Capital Loan as described in Note 5.