Form 10-Q
period 2023-06-30
SILVERspac Inc.
filed 2023-08-09
CIK 1842644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 25,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SILVERSPAC INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILVERSPAC INC.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$4,126	$928
Prepaid expenses	119,298	298,088
Total Current Assets	123,424	299,016

Marketable securities held in Trust Account	259,242,677	253,544,340
TOTAL ASSETS	$259,366,101	$253,843,356

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$447,493	$399,909
Accrued offering costs	682,345	682,345
Promissory note – related party	229,951	24,000
Total Current Liabilities	1,359,789	1,106,254

Warrant liabilities	726,700	2,199,600
Deferred underwriting fee payable	8,750,000	8,750,000
TOTAL LIABILITIES	10,836,489	12,055,854

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 25,000,000 shares issued and outstanding subject to possible redemption at redemption value at June 30, 2023 and December 31, 2022	259,242,677	253,544,340

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	625	625
Accumulated deficit	(10,713,690)	(11,757,463)
TOTAL SHAREHOLDERS’ DEFICIT	(10,713,065)	(11,756,838)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$259,366,101	$253,843,356

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERSPAC INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operating costs	$199,067	$305,972	$429,127	$578,910
Loss from operations	(199,067)	(305,972)	(429,127)	(578,910)

Other income:
Change in fair value of warrant liabilities	2,003,300	1,855,099	1,472,900	5,590,000
Interest earned on marketable securities held in Trust Account	3,012,448	327,490	5,698,337	343,909
Total other income	5,015,748	2,182,589	7,171,237	5,933,909

Net income	$4,816,681	$1,876,617	$6,742,110	$5,354,999

Basic and diluted weighted average shares outstanding, Class A ordinary shares	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.15	$0.06	$0.22	$0.17

Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,250,000	6,250,000	6,250,000	6,250,000
Basic and diluted net income per share, Class B ordinary shares	$0.15	$0.06	$0.22	$0.17

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERSPAC INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	6,250,000	$625	$—	$(11,757,463)	$(11,756,838)

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	(2,685,889)	(2,685,889)

Net income	—	—	—	1,925,429	1,925,429

Balance – March 31, 2023	6,250,000	625	—	(12,517,923)	(12,517,298)

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	(3,012,448)	(3,012,448)

Net income	—	—	—	4,816,681	4,816,681

Balance – June 30, 2023	6,250,000	$625	$—	$(10,713,690)	$(10,713,065)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	6,250,000	$625	$—	$(17,451,217)	$(17,450,592)

Office space fees forfeited by sponsor	—	—	—	36,000	36,000

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	(16,419)	(16,419)

Net income	—	—	—	3,478,382	3,478,382

Balance – March 31, 2022	6,250,000	625	—	(13,953,254)	(13,952,629)

Re-measurement for Class A ordinary shares to redemption amount	—	—	—	(327,490)	(327,490)

Net income	—	—	—	1,876,617	1,876,617

Balance – June 30, 2022	6,250,000	$625	$—	$(12,404,127)	$(12,403,502)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERSPAC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$6,742,110	$5,354,999
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,472,900)	(5,590,000)
Interest earned on marketable securities held in Trust Account	(5,698,337)	(343,909)
Changes in operating assets and liabilities:
Prepaid expenses	178,790	172,064
Accounts payable and accrued expenses	47,584	167,914
Net cash used in operating activities	(202,753)	(238,932)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	205,951	—
Payment of offering costs	—	(5,000)
Net cash provided by (used in) financing activities	205,951	(5,000)

Net Change in Cash	3,198	(243,932)
Cash – Beginning	928	407,210
Cash – Ending	$4,126	$163,278

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$5,698,337	$343,909
Office space fees forfeited by sponsor	$—	$36,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERSPAC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through June 30, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $4,126 in its operating bank accounts, $259,242,677 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $1,236,365. As of June 30, 2023, $9,242,677 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations and dissolution expenses of up to $100,000.

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

JUNE 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2023. The interim results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

SILVERSPAC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(7,166,666)
Class A ordinary shares issuance costs	(14,318,926)
Plus:
Remeasurement of carrying value to redemption value	25,029,932
Class A ordinary shares subject to possible redemption, December 31, 2022	253,544,340
Plus:
Remeasurement of carrying value to redemption value	2,685,889
Class A ordinary shares subject to possible redemption, March 31, 2023	256,230,229
Plus:
Remeasurement of carrying value to redemption value	3,012,448
Class A ordinary shares subject to possible redemption, June 30, 2023	$259,242,677

SILVERSPAC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Re-measurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,000,000 Class A ordinary shares in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

SILVERSPAC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$3,853,345	$963,336	$1,501,294	$375,323	$5,393,688	$1,348,422	$4,283,999	$1,071,000
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000	25,000,000	6,250,000	25,000,000	6,250,000

Basic and diluted net income per ordinary share	$0.15	$0.15	$0.06	$0.06	$0.22	$0.22	$0.17	$0.17

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

JUNE 30, 2023

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

SILVERSPAC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The allocation of the Founder Shares to the director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 100,000 shares granted to the Company’s director nominees in February 2021 was $252,000 or $2.52 per share. The fair value of the 25,000 shares granted in July 2021 was $77,500 or $3.10 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

On March 21, 2022, the Company entered into an amendment to the office space and indemnification agreement (as amended, the “Amended Office Space and Indemnification Agreement”) pursuant to which Silverstein Properties waived any prior payments that were previously owed under the original agreement and agreed to decrease the total annual fee we would pay Silverstein Properties for office space from $120,000 to $12,000 per year, effective from September 9, 2021. As a result of the Amended Office Space and Indemnification agreement, the Company recorded a contribution to additional paid in capital of $36,000 during the three months ended March 31, 2022. For the three and six months ended June 30, 2023, the company incurred $3,000 and $6,000 in fees for these services, respectively. For the three and six months ended June 30, 2022, the company incurred $3,000 and $6,000 in fees for these services, respectively. As of June 30, 2023, and December 31, 2022, there was $22,000 and $16,000 included in accrued expenses in the accompanying condensed balance sheets.

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

JUNE 30, 2023

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

On December 13, 2022, the Company drew $24,000 on the Working Capital Loan.

On February 17, 2023, April 19, 2023, May 8, 2023 and June 16, 2023, the Company drew an additional $103,951, $8,000, $40,000 and $54,000, respectively, on the Working Capital Loan.

As of June 30, 2023 and December 31, 2022, there was $229,951 and $24,000 outstanding of Working Capital Loans under the Working Capital Promissory Note.

Consulting

From time to time, an affiliate of the Sponsor performs consulting services to the Company. For the period ended June 30, 2023 and 2022, there was $0 and $30,000 amounts incurred and paid for these services.

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

JUNE 30, 2023

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 25,000,000 Class A ordinary shares issued and outstanding, including 25,000,000 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 6,250,000 Class B ordinary shares issued and outstanding. On October 25, 2021, upon the expiration of the 45-day period and the underwriters not exercising the over-allotment option, 937,500 Class B ordinary shares were forfeited by the Sponsor in order for the number of Founder Shares to collectively represent equal 20% of the Company’s issued and outstanding ordinary shares upon the completion of the Initial Public Offering.

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

NOTE 8. WARRANT LIABILITIES

At June 30, 2023 and December 31, 2022, there are 8,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

As of June 30, 2023 and December 31, 2022, there are 4,666,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

SILVERSPAC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$259,242,677	$253,544,340
Liabilities:
Warrant liability – Public Warrants	2	$465,833	$1,410,000
Warrant liability – Private Placement Warrants	2	$260,867	$789,600

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

For periods subsequent to the detachment of the Public Warrants from the Units on November 1, 2021, the closing price of the Public Warrants will be used as the fair value as of each relevant date. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market. As of June 30, 2023, the fair value of the public warrant liability was re-classified as level 2 due to the insufficient trading volume. For June 30, 2023 and December 31, 2022, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during three and six months ended June 30, 2023, and the year ended December 31, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 21, 2021 (inception) through June 30, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $4,816,681, which consists of the interest earned on marketable securities held in the Trust Account of $3,012,448 and change in fair value of warrant liabilities of $2,003,300, offset by operating and formation costs of $199,067.

For the three months ended June 30, 2022, we had a net income of $1,876,617, which consists of the change in fair value of warrant liabilities of $1,855,099 and interest earned on marketable securities held in the Trust Account of $327,490, offset by operating and formation costs of $305,972.

For the six months ended June 30, 2023, we had a net income of $6,742,110, which consists of the interest earned on marketable securities held in the Trust Account of $5,698,337 and change in fair value of warrant liabilities of $1,472,900, offset by operating and formation costs of $429,127.

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

For the six months ended June 30, 2023, net cash used in operating activities was $202,753. Net income of $6,742,110 was affected by change in fair value of warrant liabilities of $1,472,900 and interest earned on marketable securities held in the Trust Account of $5,698,337. Changes in operating assets and liabilities provided $226,374 of cash from operating activities.

For the six months ended June 30, 2022, net cash used in operating activities was $238,932. Net income of $5,354,999 was affected by change in fair value of warrant liabilities of $5,590,000 and interest earned on marketable securities held in the Trust Account of $343,909. Changes in operating assets and liabilities provided $339,978 of cash from operating activities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $259,242,677 (including $9,242,677 of interest income) consisting of money market funds which are invested in U.S. Treasury Securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $4,126. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes, if any, to the extent the interest earned on the Trust Account is not sufficient to pay any applicable taxes.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Silverstein Properties a total of up to $12,000 per year for office space. As of June 30, 2023, we have not made any payments to Silverstein Properties pursuant to the Amended Office Space and Indemnification Agreement. The Amended Office Space and Indemnification Agreement will terminate upon the earlier of our consummation of a Business Combination or our liquidation. As of June 30, 2023 and December 31, 2022, there was $22,000 and $16,000 included in accrued expenses in the accompanying condensed balance sheets.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In connection with the closing of the Initial Public Offering, the Company became obligated to pay its attorneys a deferred legal fee of $681,933 upon consummation of a Business Combination, of which such amount is included in accrued expenses in the accompanying condensed balance sheet at June 30, 2023 and December 31, 2022. The deferred fee will be forfeited by the attorneys in the event that the Company fails to complete a Business Combination.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Re-measurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective, due to a material weakness in our internal control related to properly recording and accruing expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over our accrual process. Specifically, we intend to work closely with all our advisors to ensure balances being recorded at each period end represent the accurate amounts the Company owes.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a). None.

(b). None.

(c). During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

SILVERSPAC INC.

Date: August 9, 2023	By:	/s/ Charles Federman
	Name:	Charles Federman
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Tal Kerret
	Name:	Tal Kerret
	Title:	Chairman and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)